Form 10-Q
period 2009-09-30
Winrock International, Inc.
filed 2009-10-27
CIK 1433561

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.


                               FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2009

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to


       Commission file number 0-53702

                        WINROCK INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)

                Delaware
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

           2000 Hamilton Street, # 943, Philadelphia, PA 19130
           (Address of principal executive offices)  (zip code)

                              917/591-2648
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer           Smaller reporting company [x]
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

                                                       Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                 Outstanding at
                                               September 30, 2009

Common Stock, par value $0.0001                31,340,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION



                WINROCK INTERNATIONAL, INC.
               (A DEVELOPMENT STAGE COMPANY)


                      CONTENTS


PAGE	1	BALANCE SHEET AS OF SEPTEMBER 30, 2009

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                SEPTEMBER 30, 2009 AND FOR THE PERIOD FROM
                FEBRUARY 9, 2009 (INCEPTION) THROUGH SEPTEMBER 30,
		2009

PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
                PERIOD FEBRUARY 9, 2009 (INCEPTION) THROUGH
		SEPTEMBER 30, 2009

PAGE	4	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
		SEPTEMBER 30, 2009 AND FOR THE PERIOD FROM FEBRUARY 9,
		2009 (INCEPTION) THROUGH SEPTEMBER 30, 2009

PAGES	5 - 7	NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2009


                         WINROCK INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                          AS OF SEPTEMBER 30, 2009
                                 (UNAUDITED)

                                                                 As of
                                                               September
                                                                30, 2009
                                                              ------------
                                   ASSETS

    Current Assets

          Cash                                                $         --
                                                              ------------

    Total Current Assets                                                --
                                                              ------------

          TOTAL ASSETS                                        $         --
                                                              ============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    Current Liabilities                                       $         --
                                                              ------------

    Total Current Liabilities                                           --
                                                              ------------

          TOTAL LIABILITIES                                             --


    Stockholders' Equity (Deficit)

         Preferred stock, ($.0001 par value, 20,000,000
          shares authorized; none issued and outstanding.)              --

         Common stock ($.0001 par value, 250,000,000
          shares authorized; 31,340,000 shares issued and
          outstanding as of September 30, 2009)                      3,134

         Deficit accumulated during development stage               (3,134)
                                                              ------------
    Total Stockholders' Equity (Deficit)                                --

           TOTAL LIABILITIES &
                      STOCKHOLDERS' EQUITY (DEFICIT)
                                                              ------------
                                                              $         --
                                                              ============

                       See Notes to Financial Statements

                         WINROCK INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                                  February 9,
                                                 For the             2009
                                                 3-Months         (Inception)
                                                 Ended              through
                                                 Sept. 30,         Sept. 30,
                                                 2009                2009
                                                 ----------       ----------
    Revenues

        Revenues                                 $       --       $       --
                                                 ----------       ----------

    Total Revenues                                       --               --

    General & Administrative Expenses

        Organization and related expenses                --            3,134
                                                 ----------       ----------

    Total General & Administrative Expenses              --            3,134
                                                 ----------       ----------


    Net Loss                                             --       $   (3,134)
                                                 ==========       ==========


    Basic loss per share                         $       --       $    (0.00)
                                                 ==========       ==========

    Weighted average number of
      common shares outstanding                  31,340,000       31,340,000
                                                 ==========       ==========


                       See Notes to Financial Statements

                                                   WINROCK INTERNATIONAL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   FROM FEBRUARY 9, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2009
                                                           (UNAUDITED)


                                                                                                  Deficit
                                                                                                Accumulated
                                          Common           Common           Additional            During
                                           Stock            Stock             Paid-in           Development
                                                           Amount             Capital              Stage           Total
                                         ----------      ----------         ----------          -----------     ----------

February 9, 2009 (inception)
Shares issued for services
at $.0001 per share                      31,340,000      $    3,134         $       --          $       --      $    3,134

Net loss, September 30, 2009                                                                        (3,134)         (3,134)

                                         ----------      ----------         ----------          -----------     ----------

Balance, September 30, 2009              31,340,000      $    3,134         $       --          $   (3,134)     $       --
                                         ==========      ==========         ==========          ===========     ==========


                       See Notes to Financial Statements

                                    WINROCK INTERNATIONAL, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                                     February 9,
                                                                    For the             2009
                                                                    3-Months         (Inception)
                                                                    Ended              through
                                                                    Sept. 30,         Sept. 30,
                                                                    2009                2009
                                                                    ----------       ----------
    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                           $       --     $     (3,134)
                                                                    ----------       ----------

         Net cash provided by (used in) operating activities                --           (3,134)

    CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash provided by (used in) investing activities                --               --
                                                                    ----------       ----------
    CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued to founder for services rendered               --            3,134
                                                                    ----------       ----------

         Net cash provided by (used in) financing activities                --            3,134
                                                                    ----------       ----------

        Net increase (decrease) in cash                                     --               --

        Cash at beginning of period                                         --               --
                                                                    ----------       ----------

        Cash at end of period                                       $       --       $       --
                                                                    ==========       ==========
    NONCASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued to founder for services rendered            $       --       $    3,134
                                                                    ==========       ==========
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                   $       --       $       --
                                                                    ==========       ==========

    Income taxes paid                                               $       --       $       --
                                                                    ==========       ==========

                       See Notes to Financial Statements

                          WINROCK INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Winrock International, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware on February 9, 2009 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred

                          WINROCK INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2009.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 9, 2009 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

STOCK-BASED COMPENSATION

The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria [FAS-123(R), par.5].

A share-based payment transaction with employees is measured base on the fair value (or, in some cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or services received in a share-based payment with non-employees is more reliably measurable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued [FAS-123(R), par.7].

The cost of services received from employees in exchange for awards of share-based compensation generally is measured at the fair value of the equity instruments issued or at the fair value of the liabilities incurred. The fair value of the liabilities incurred in share-based transactions with employees is remeasured at the end of each reporting period until settlement [FAS-123(R), par.10].

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity are share-based transactions to be accounted for under FAS-123(R) unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity and that entity makes a share-based payment to its employee in exchange for services rendered [FAS-123(R), par.11].

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

                          WINROCK INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 3.  GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4.   SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 31,340,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $89, annual resident agent fees in the State of Delaware for $50, and developing the Company' business concept and plan valued at $2,995 to a total sum of $3,134.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2009:

       * Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 31,340,000 shares issued and outstanding

       * Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" (SFAS 166).
SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes a new "participating interest" definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise's involvement in a VIE. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

         Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.

               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WINROCK INTERNATIONAL, INC.


                               By:   /s/ William Tay
                                     ----------------------------------
                                     President, Chief Financial Officer

Dated:   October 27, 2009


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

   /s/ William Tay                    Director        October 27, 2009